Form 10QSB
period 1996-03-31
IMAGING MANAGEMENT ASSOCIATES INC/CO/
filed 1996-05-31
CIK 845401

THIS DOCUMENT IS A COPY OF THE 10-QSB FILED ON
MAY 22, 1996 PURSUANT TO A RULE 202(d) TEMPORARY
HARDSHIP EXEMPTION

             U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

(Mark One)
[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 1996.
                                OR

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
          EXCHANGE ACT
For the transition period from ____________________ to ________________

Commission File Number: 0-18798

               IMAGING MANAGEMENT ASSOCIATES, INC.
(Exact Name of Small Business Issuer as Specified in Its Charter)

     COLORADO                                        84-1110294
(State or Other Jurisdiction of                     (I.R.S. Employer
 Incorporation or Organization)                      Identification No.)

                5143 West Woodmill Drive, Suite 23
                    Wilmington, Delaware 19808
             (Address of Principal Executive Offices)
                    Telephone: (302) 633-6900
         (Issuer's Telephone Number, Including Area Code)

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
                    Yes            No __X__

At May 20, 1996 there were 16,525,744 shares outstanding of the Registrant's no par value Common Stock.

     Transitional Small Business Disclosure Format (check one):
     Yes            No    X



               IMAGING MANAGEMENT ASSOCIATES, INC.

                       INDEX TO FORM 10-QSB

                          March 31, 1996




     Page

     Number

Part I - Financial Information

 Item 1.  Financial Statements:

      Balance Sheets - March 31, 1996 and December 31, 1995.      1 - 2



          Consolidated Statements of Earnings for the
           three months ended March 31, 1996 and 1995.                3

          Consolidated Statements of Cash Flows
           for the three months ended March 31, 1996 and 1995.        4 - 5

          Notes to Consolidated Financial Statements.                 6

 Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations.                                   7 - 10

Part II -  Other Information
               11


IMAGING MANAGEMENT ASSOCIATES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
                                                   March 31,           December
31,
                                                      1996             1995
                                                 (UNAUDITED)        (AUDITED)

ASSETS

Current Assets

  Cash and Cash Equivalents                     $  20,545          $  68,458
  Accounts Receivable, less allowance for
     doubtful accounts of $4,284,672 and
     $3,976,736, respectively                    5,922,476         5,836,961
  Inventory                                         61,080            61,080
  Prepaid Expenses                                 116,252           151,905
  Current Portion of notes receivable               78,252            78,252
                                                  _________         _________
                  Total Current Assets           6,198,604         6,196,656

Notes Receivable                                    81,168             92,465
Equipment and leasehold improvements, at
  cost, net of accumulated depreciation
  and amortization of $ 5,185,144 and
  $5,014,777, respectively                       1,984,374          2,154,741
Intangible assets, less accumulated
  amortization of $ 480,572 and
  $ 448,914, respectively                          882,324            957,171
Other Assets
  Deposits                                         265,209            265,208
  Receivables related parties                    1,234,276          1,216,577
  Other Assets                                     139,707             91,908
                                                 _________          _________
                  Total Assets                 $10,785,662        $10,974,726
                                                ==========         ==========


IMAGING MANAGEMENT ASSOCIATES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                March 31,           December 31,
                                                  1996               1995
                                              (UNAUDITED)        (AUDITED)

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Current portion of notes payable             $ 669,812          $ 628,559
  Current portion of capital lease
    obligations                                2,460,789          2,759,831
  Convertible debentures                          31,000             31,000
  Accounts Payable and accrued expenses        5,105,611          4,910,358
  Loans Payable - Related parties                152,579            164,394
                                              __________         __________
               Total Current Liabilities       8,419,791          8,494,142
                                              __________         ___________
Long Term debt:
Notes Payable                                     96,260            138,328
Obligations under capital leases                 183,284            204,063
Minority Interest in consolidated partnerships    76,507             77,489
                                             ___________         ___________
                  Total Liabilities            8,775,842          8,914,022
                                             ___________         ___________
Stockholders' Equity:
  Common Stock - no par value, 100,000,000
    shares authorized,16,525,744 issued and
    outstanding at March 31, 1996 and
    December 31, 1995, respectively             4,922,035            4,922,035

Retained Deficit                              (2,912,214)          (2,861,331)
                                              ___________         ___________
    Total Stockholders' Equity                 2,009,821            2,060,704
                                              ___________         ___________

   Total Liabilities and Stockholders' Equity $10,785,663          $10,974,726
                                              ============        ===========



SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS




IMAGING  MANAGEMENT ASSOCIATES, INC. AND SUBSIDIARIES
                  Consolidated Statements of Operations
For the Three Months Ended March 31, 1996 and 1995
                  Unaudited
                                              1996               1995
Revenues:

  Revenues from Operations of centers      $1,826,590        $2,032,359
  Other Income                                226,321            22,258
                                            _________         __________
                  Total Revenue             2,052,911         2,054,617
                                            __________       ___________
Costs and Expenses:
  Operating Expenses                        1,807,153         2,042,650
Depreciation and amortization of
    equipment and leasehold improvements      170,367           218,129
  Amortization of intangibles                  31,658            40,374
  Interest Expense                             90,720            90,861
                                           __________        __________
                                            2,099,898         2,392,014
                                          ___________        ___________
Income (loss) before minority interest
   and income taxes                           (46,987)         (337,397)

Minority Interest in (net income) loss
   of consolidated partnerships                (3,896)                0
                                         _______________     ____________
Loss from continuing operations
  before income taxes                         (50,883)          (337,397)
                                         _______________     ____________
Benefit for income taxes                                         134,959

Loss from continuing Operations               (50,883)          (202,438)
                                         ________________     ____________
Discontinued Operations (net of taxes)
 162,760
                                         ______________      ______________
Net Loss                                    $ (50,883)         $ (39,679)
                                         ===============
==============



Net Loss per share
  Primary
    Continuing Operations                      ($0.00)            ($0.01)
    Discontinued Operations                    $0.00              $0.01
  Fully diluted
    Continuing Operations                      ($0.00)            ($0.01)
    Discontinued Operations                     $0.00              $0.01


Primary Common stock and common
  stock equivalents                         16,525,744         16,525,744

Fully Diluted Common stock and common
   stock equivalents                        16,525,744         16,525,744


SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS


IMAGING MANAGEMENT ASSOCIATES, INC. AND SUBSIDIARIES
                  Consolidated Statements of Cash Flow
For the Three Months Ended March 31, 1996 and 1995
                  Unaudited
                                                 1996               1995

Cash Flows from operating activities

  Net Income (loss)                            $ (50,883)         $ (39,679)
  Adjustments to reconcile net income to net    _________         __________
    cash provided by operating activities
    Depreciation and amortization                 240,335            303,210
    Minority interest in net income
     of consolidated partnerships                   3,896                  0
    Deferred Income Taxes                                             26,452
     Equity in net income of unconsolidated partnerships
(Increase) decrease in:
  Accounts Receivable                             (85,515)            35,069
  Prepaid Expenses                                 35,653             13,050
  Other Assets                                    (54,201)            (8,219)
Increase (decrease) in:
  Accounts payable and accrued expenses           195,253           (132,524)
  Taxes Payable                                                      (26,452)
  Loans Related -related parties                  (11,815)            (5,982)
                                                 ___________         _________
Net Cash provided by operating activities         272,723            164,925
                                                   _________         __________
Investments in and advances from (to)
  unconsolidated partnerships                           0                  0
Capital Expenditures                                    0                  0
                                                   _________        ___________
Net cash used by investing activities                   0                  0
                                                   __________       ___________

Cash flows from financing activities

  Net decrease in notes payable and capital lease
    obligations                                   (320,636)          (175,400)

  Proceeds from issuance of common stock and
     warrants - net                                      0

Net Cash used by financing activities              (320,636)          (175,400)
                                                   _________        __________
Net increase (decrease) in cash and
   cash equivalents                                 (47,913)           (10,475)

Cash and Cash equivalents at Beginning of period     68,458             65,378
                                                  __________          __________
Cash and Cash equivalents at end of period        $  20,545          $  54,903
                                                  =======      =======
SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

IMAGING MANAGEMENT ASSOCIATES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
March 31, 1996 and 1995

1. In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting of normal recurring accruals, necessary to represent fairly the financial position, as of March 31, 1996 and December 31, 1995 and the statements of operations for the three months and the three months March 31, 1996 and 1995 and the statements of cash flows for the three months ended March 31, 1996 and 1995.

     The statements of operations for the three months ended March 31, 1996 and 1995 are not necessarily indicative of results for the full year.

     While the Company believes that the disclosures presented are adequate to make the information, not misleading, these financial statements should be read in conjunction with the financial statements and accompanying notes included on the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 1995.

2. Earnings per share are based on the weighted average number of shares of common stock outstanding including common stock equivalents.


       IMAGING MANAGEMENT ASSOCIATES, INC.
 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Plan of Operations

     The Company's financial performance depends substantially upon the scan volume of its MRI and other diagnostic imaging equipment and the payment it receives for such scans. Since a majority of the Company's expenses are fixed, increased revenues as a result of higher scan volume and payment it receives for scans significantly improve the Company's profitability. Conversely, lower scan volume and lower payment per scan results in lower profitability.

     The health care industry is highly regulated and very competitive. The current health care environment is characterized by increasing cost containment pressures, which have resulted in decreased revenues per scan.

     As discussed in the "Liquidity and Capital Resources" below, management is pursuing the following alternatives to address its working capital deficit of $2,221,187 at March 31, 1996 and the arrears or defaults under its principal equipment leases and to provide the anticipated cash requirements for its present operations for the next 12 months: (i) the sale of the operating assets for the North Jersey Imaging Center and the Company's
60th Street MRI Center; (ii) restructuring of principal lease obligations; (iii) discontinuing or relocating unprofitable modalities at certain centers; (iv) downsizing its executive staff and reducing the size of its corporate offices;
(v) financing of accounts receivable; (vi) increasing productivity to its remaining core group of centers; and (vii) re-opening its St. Petersburg, Florida Center.

Results of Operations for the Three Months Ended March 31, 1996
Compared to the Three Months Ended March 31, 1995.

     Total revenues from continuing operations of $2,052,911 for the three months ended March 31, 1996 decreased slightly from total revenues from continuing operations of $2,054,617 for the corresponding period in 1995. Revenues for the first quarter of 1996 were adversely affected by inclement weather in the Northeastern United States in January and February 1996. Revenues also reflect decreased revenue per scan as a result of the changing health care market place, including decreased reimbursement and increased scrutiny of utilization by managed care providers.

     The Company's total revenues for the first quarter of 1995 and its operating expenses were computed without reflecting the operating results of the Company's former Jersey City Imaging Center ("JCIC"), which was sold on August 31, 1995. The results of operations of JCIC for the first quarter of 1995 are reflected on the Company's Statement of Operations as income (loss) from discontinued operations.

     The Company's operating expenses from continuing operations for the quarter ended March 31, 1996 of $1,807,153 decreased by 11.5% from operating expenses of $2,042,650 from the quarter ended March 31, 1995.
The decrease in expenses reflects the Company's continued efforts to reduce operating costs and to address the increased use by managed care providers, including the Health Maintenance Organizations ("HMO's). The Company is continuing to implement a plan to decrease its operating expenses to better adapt the Company to the changing health care marketplace. This plan includes restructuring of the financing of MRI equipment leases, selling the operating assets of its 60th Street MRI Center and the North Jersey Imaging Center and discontinuing unprofitable modalities.

     Depreciation and amortization from continuing operations decreased by 22% to $170,367 for the first three months of 1996 compared to $218,129 for the corresponding period in 1995.

     The Company's operations do not reflect the operations of the Company's Center in Orlando, Florida subsequent to the second quarter of fiscal 1992, due to pending litigation with the manager of that Center. Commencing in the second quarter of 1992, the Company was denied access to the Center and the manager refused to remit revenues of the Center to the Company and commenced legal proceedings against the manager.

     The Company's total costs and expenses from continuing operations of $2,099,898 for the first quarter of 1996 represent a 12.2% decrease from total costs are expenses of $2,392,014 for the first quarter of 1995. Even though the Company's total costs and expenses decreased, the Company still reported a loss from operations due to (i) the fixed nature of the Company's costs; (ii) the increased utilization of the Company's centers by HMO' s with their lower reimbursement per scan; (iii) overall cost containment within the insurance industry; and (iv) the reduced number of scans performed at certain centers.

     Loss from continuing operations before minority interest and taxes was $46,987 for the three months ended March 31, 1996 as compared to $337,397 for the three ended March 31, 1995.

     The Company had no benefit for income taxes from continuing operations for the three months ended March 31, 1996 and a benefit of $134,959 for the three months ended March 31, 1995.

     As a result of the foregoing, the Company had a net loss of $50,883 for the three months ended March 31, 1996, as compared to a net loss of $202,438 for the three months ended March 31, 1995. Primary and fully diluted net loss per share from continuing operations was $.00 for the three months ended March 31, 1996, as compared to net loss per share from continuing operations of $.01 and a net income from discontinued operations of $.01 for the three months ended March 31, 1995.

Liquidity and Capital Resources

     During the first three months of 1996, the Company funded its losses with cash generated from operations and extending terms with creditors, including lessors of diagnostic imaging equipment. At March 31, 1996, the Company had working capital deficit of $2,221,187 as compared to a working capital deficit of $2,297,486 at December 31, 1995. Cash and cash equivalents at March 31, 1996 was $20,545 as compared to $68,458 at December 31, 1995.

     The Company's net cash provided by operating activities for the three months ended March 31, 1996, of $272,723 was primarily attributable to the Company's net loss from operations (net of adjustments for noncash items) of $193,348, an increase in accounts payable and accrued expenses of $195,253 offset by an increase in accounts receivable of $85,515. The increase in accounts payable and accrued expenses was a result of the Company extending terms with creditors.

     Financing activities used a total of $320,636, resulting from a net decrease in notes payable and capital lease obligations. Cash and cash equivalents decreased by $47,913 to $20,545 at March 31, 1996.

     The Company's ability to meet its current obligations is primarily dependent on its ability to maintain future revenues from existing assets while reducing the costs to generate such revenues, and/or by terminating unprofitable operations and either redeploying the assets to profitable locations or disposing of assets. Revenue on a per procedure basis may be difficult to maintain due to declining reimbursements. In addition, a number of uncertainties exist that could have an impact on the Company's future business prospects including: (i) changes in health care legislation which may limit reimbursement; (ii) numerous competitive factors in the health care industry, including the increased proliferation of managed care and overall cost containment in the insurance industry; and (iii) the increased utilization of the Company's centers by managed care entities and their lower reimbursement rate per scan.

     The Company has negotiated the terms of a discounted buy-out with its principal equipment lessor Highline Financial Services, Inc. ("Highline"), for the buy-out of three MRI units which are currently leased directly to the Company or leased to Leonard F. Vernon or Joseph F. Rooney, and subleased to the Company, and the release of liability from the lease of the MRI equipment used at the Sand Lake Imaging Center. The Company has paid
Highline $200,000 towards the buy-out and is required to pay the remaining $1,200,000 purchase price over the next 10 months. This buy-out will enable the Company to eliminate its debt services on three of its MRI systems. Independently, the Company is actively negotiating the financing of the buy-out if it is more beneficial towards the Company's long term goals.

     The Company has been informed by Marine Midland Business Loans,
Inc., that it is in default on a settlement agreement relating to a lease for MRI equipment used and located at the 60th Street MRI Center. The Company is negotiating offers for the sale of the operating assets of its 60th Street MRI Center and the buy-out of the MRI equipment for $292,000, to satisfy the default.

     In order to reduce the outstanding obligations on the MRI equipment and fixtures located at the Company's former Metropolitan Imaging Center, the Company, in October 1995, with the cooperation of the equipment lessor, relocated the MRI equipment with a third party. The Company also plans to re-open its MRI center in St. Petersburg, Florida after renovations to the center and an upgrade to the MRI equipment is completed.

     Should the Company not be able to satisfy the terms of agreements with its lessors, the lessors may exercise their remedies under the leases, including repossession of the equipment and acceleration of all future amounts due under the leases.

     The Company is pursuing other alternatives to improve its cash flow and reduce its expenses which include: (i) the sale of the operating assets of the North Jersey Imaging Center and the Company's 60th Street MRI Center, both located in West New York, New Jersey; (ii) discontinue or relocate unprofitable modalities at certain centers; (iii) downsizing its executive staff and reducing the size of its corporate offices; (iv) financing of the accounts receivable at certain centers; (v) increasing productivity of the remaining core group of Centers and (vi) acquiring or developing business opportunities in other health care fields and utilizing the Company's existing resources to achieve efficiencies.

     The Company has no bank lines of credit available. Medical equipment purchases, capital improvements, acquisitions and center development have been funded through third party capital lease, debt obligations, private sales of securities, exercise of warrants and internally generated cash flow. The debt is generally secured by the equipment, and sometimes other assets of the Centers. Interest rates in connection with the leases and borrowings range between ten and eighteen percent.

     The Company's cash flow has been and will in the future be adversely affected by the slow paying process of third party carriers. These third party carriers include Blue Cross, Blue Shield, Medicare, worker's compensation carriers, as well as other third party carriers such as HMO's. Reimbursement times for these carriers vary from 30 days to over 180 days.

        IMAGING MANAGEMENT ASSOCIATES, INC.



PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     In May, 1996, the Company received a complaint in an action entitled Southern Dependacare, Inc. and Jack Hilton vs. Imaging Management
Associates, Inc., Joseph F. Rooney, Leonard F. Vernon and Medicorp, Inc.
which was filed in the Circuit Court of Franklin County, Alabama (Case CV 94-048.01). The complaint alleges breach of contract and fraud in connection with an alleged agreement between the Company and plaintiffs. The
Company believes that it does not have any liability to plaintiffs and will vigorously defend itself in this action. This action was filed by plaintiff as a result of the Alabama Supreme Court reversing a default judgment which the plaintiffs received against the Company and then remanding the case to the trial court.

Item 3.  Defaults of Senior Securities

     See "Management's Discussion and Analysis of Financial Conditions and Results of Operations - Liquidity and Capital Resources" for a discussion of defaults monthly payment obligation on equipment leases, and forbearance and standstill terms being negotiated by the Company.

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits

          None.

     (b) Reports on Form 8-K

          None.


        IMAGING MANAGEMENT ASSOCIATES, INC.

                    SIGNATURES



     Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


               IMAGING MANAGEMENT ASSOCIATES, INC.


Date:  May 22, 1996      By:     /s/ Leonard F. Vernon
                         Leonard F. Vernon, Chairman of the
                         Board, President and Chief
                         Executive Officer

Date:  May 22, 1996      By:  /s/  Joseph F. Rooney
                         Joseph F. Rooney, Executive
                         Vice President, Secretary, Treasurer
                         Director and Principal and
                         Accounting Officer