Form 10-Q/A
period 1996-03-31
IMAGING MANAGEMENT ASSOCIATES INC/CO/
filed 1996-07-09
CIK 845401

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-Q/A

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

               IMAGING MANAGEMENT ASSOCIATES, INC.


Date:  June 28, 1996      By:     /s/ Leonard F. Vernon
                                Leonard F. Vernon, Chairman of the
                                Board, President and Chief
                                Executive Officer

Date:  June, 28, 1996      By:  /s/  Joseph F. Rooney
                                     Joseph F. Rooney, Executive
                                 Vice President, Secretary, Treasurer
                                 Director and Principal and
                                 Accounting Officer