Form 10QSB
period 1996-06-30
IMAGING MANAGEMENT ASSOCIATES INC/CO/
filed 1996-08-21
CIK 845401

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 1996.

                                OR

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT
For the transition period from ____________________ to ________________

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

At August 16, 1996 there were 16,525,744 shares outstanding of the Registrant's no par value Common Stock.

     Transitional Small Business Disclosure Format (check one):
     Yes            No    X


IMAGING MANAGEMENT ASSOCIATES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                June 30,       December 31,
                                                                  1996              1995
                                                               (UNAUDITED)        (AUDITED)
ASSETS

Current Assets

  Cash and Cash Equivalents                                    $    605         $   68,458
  Accounts Receivable, less allowance for doubtful            5,799,881          5,836,961
    accounts of $4,494,198 and $3,976,736, respectively
  Inventory                                                      61,080             61,080
  Prepaid Expenses                                               49,715            151,905
  Current Poriton of notes receivable                            78,252             78,252
                                                              _________          _________
          Total Current Assets                                5,989,533          6,196,656

Notes Receivable                                                 63,545             92,465
Equipment and leasehold improvements, at
  cost, net of accumulated depreciation
  and amortization of $ 5,390,698 and
  $5,014,777, respectively                                    1,778,820          2,154,741
Intangible assets, less accumulated
  amortization of $543,887 and $ 448,914, respectively          861,725            957,171
Other Assets
  Deposits                                                      175,209            265,208
  Receivables related parties                                 1,310,112          1,216,577
  Other Assets                                                   62,045             91,908
                                                             __________        ____________

          Total Assets                                  $    10,240,988     $    10,974,726
                                                             ===========     ==============

IMAGING MANAGEMENT ASSOCIATES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                               June 30,       December 31,
                                                                1996             1995
                                                             (UNAUDITED)       (AUDITED)

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Current portion of notes payable                        $    1,305,525      $    628,559
  Current portion of capital lease obligations                 2,133,799         2,759,831
  Convertible debentures                                          31,000            31,000
  Accounts Payable and accrued expenses                        5,004,517         4,910,358
  Loans Payable - Related parties                                176,500           164,394
                                                               _________         _________
          Total Current Liabilities                            8,651,341         8,494,142

Long Term debt:
Notes Payable                                                     60,294           138,328
Obligations under capital leases                                 164,591           204,063
Minority Interest in consolidated partnerships                    71,395            77,489
                                                               _________         _________
          Total Liabilities                                    8,947,621         8,914,022
                                                               _________         __________
Stockholders' Equity:
  Common Stock - no par value, 100,000,000 shares
    authorized,16,525,744 issued and
     outstanding at June 30, 1996 and December 31, 1995
    respectively                                               4,922,035         4,922,035
Retained Deficit                                              (3,628,668)       (2,861,331)
                                                              ___________       ___________
          Total Stockholders' Equity                           1,293,367         2,060,704
                                                              ___________       ____________

          Total Liabilities and Stockholders' Equity     $    10,240,988     $  10,974,726
                                                              ===========       ===========


SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS


IMAGING  MANAGEMENT ASSOCIATES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations
                                                   THREE MONTHS ENDED                 SIX MONTHS ENDED

                                                   JUNE 30 (UNAUDITED)                JUNE 30 (UNAUDITED)

                                                1996              1995                  1996          1995
Revenues:

  Management fee income                    $         0         $     4,936              $    0    $     4,936
  Revenues from operations of centers        1,755,011           2,029,520           3,581,601      4,061,879
  Other income                                  20,790              24,540             247,111         46,798
                                             _________           _________           _________      _________
          Total Revenue                      1,775,801           2,058,996           3,828,712      4,113,613
                                             _________           _________           _________      __________
Costs and Expenses:
  Operating expenses                         2,157,776           2,023,654           3,964,929      4,066,304

  Depreciation and amortization of
    equipment and leasehold improvements       205,554             340,723             375,921        558,852
  Amortization of intangibles                   31,657              29,972              63,315         70,346
  Interest expense                              74,537              79,899             165,257        170,760
  Loss on disposal of asset                     22,500                   0              22,500              0
  Equity in net loss of unconsolidated
     partnerships                                    0                 866                   0            866
                                             _________            _________            ________       ________
                                             2,492,024           2,475,114           4,591,922      4,867,128
                                             _________           __________          __________     __________
Loss before Minority Interest and
   Income Taxes                               (716,223)           (416,118)           (763,210)      (753,515)

Minority Interest in Net Loss (Profits) of
   Consolidated Partnerships                      (231)             36,025              (4,127)         36,025
                                             ___________          ___________          __________     _________
Loss from continuing operations before
   income taxes                               (716,455)           (380,093)           (767,337)       (717,490)

benefits from income taxes                           0             152,037                   0         286,996
                                              __________         __________            _________       __________
Loss from continuing operations               (716,455)           (228,056)           (767,337)       (430,494)
Income from discontinued operations                  0              13,451                   0         176,209
                                              __________         __________            _________      ___________
Net Loss                                 $    (716,455)      $    (214,605)      $    (767,337)   $   (254,285)
                                              ==========         ===========          ===========
============
Net Loss Per Share
  Primary                                       ($0.01)             ($0.01)             ($0.02)         ($0.02)

  Fully diluted                                 ($0.01)             ($0.01)             ($0.02)         ($0.02)

  Primary common stock and common stock
        equivalents                         16,525,744           16,525,744          16,525,744     16,525,744
  Fully diluted common stock and
       common stock equivalents             16,525,744           16,525,744          16,525,744     16,525,744

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

IMAGING MANAGEMENT ASSOCIATES, INC. AND SUBSIDIARIES
          Consolidated Statements of Cash Flow
For the Six Months Ended June 30, 1996 and June 30, 1995
          Unaudited

                                                                 1996             1995
                                                               Unaudited        Unaudited
Cash Flows from operating activities

  Net (loss)                                              $    (767,337)    $   (254,285)
  Adjustments to reconcile net (loss) to net cash
    (used in) operating activities
    Depreciation and amortization                               383,661          718,611
    Minority interest in net income of consolidated
         partnerships                                             4,127          (36,025)
  loss on sale of asset                                          22,500
    Deferred Income Taxes                                                        (11,243)
     Equity in net income of unconsolidated partnerships         (6,094)             866
(Increase) decrease in:
  Accounts Receivable                                            37,080          146,180
  Prepaid Expenses                                              102,190          (32,062)
  Management fee receivable                                                       (4,936)
  Other Assets                                                   26,326          (27,075)
Increase (decrease) in:
  Accounts payable and accrued expenses                          94,160           15,480
  Loans Related -related parties                                 12,106           48,981
                                                               _________        _________
Net Cash provided by (used in) operating activities             (91,281)         564,492
                                                               _________        _________
Cash Flows from investing activities
Investments in and advances from (to) unconsolidated
    partnerships                                                       0          45,211
Capital Expenditures                                                   0         (50,312)

Net cash used by investing activities                          $       0      $   (5,101)
                                                                 ---------       ___________


Cash flows from financing activities

  Net decrease in notes payable and capital
    lease obligations                                       $    (66,572)     $  (568,982)
  Sale of Asset                                                   90,000

  Proceeds from issuance of common stock and warrants - net            0                0
                                                                 ________        __________
Net Cash provided by financing activities                         23,428          (568,982)
                                                                 _________       __________
Net increase (decrease) in cash and cash equivalents             (67,853)           (9,591)

Cash and Cash equivalents at Beginning of period                  68,458           (65,378)
                                                                 _________        _________
Cash and Cash equivalents at end of period                      $    605       $    55,787
                                                                ==========        ==========


[FN]
                    IMAGING MANAGEMENT ASSOCIATES, INC.
                Notes to Consolidated Financial Statements
                          June 30, 1996 and 1995

1. In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting of normal recurring accruals, necessary to represent fairly the financial position, as of June 30, 1996 and December 30, 1995 and the statements of operations for the three and six months ending June 30, 1996 and 1995 and the statements of cash flows for the six months ended June 30, 1996 and 1995.

        The statements of operations for the three and six months ended June 30, 1996 and 1995 are not necessarily indicative of results for the full year.

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

     As discussed in the "Liquidity and Capital Resources" below, management is pursuing the following alternatives to address its working capital deficit of $2,661,809 at June 30, 1996 and the arrears or defaults under its principal equipment leases and to provide the anticipated cash requirements for its present operations for the next 12 months:
(i) the sale of the operating assets of the North Jersey Imaging
Center and the Company's 60th Street MRI Center; (ii) restructuring of principal lease obligations; (iii) discontinuing or relocating unprofitable modalities at certain centers; (iv) downsizing its executive staff and reducing the size of its corporate offices; (v) financing of accounts receivable; (vi) increasing productivity to its remaining core group of centers; and (vii) re-opening its St. Petersburg, Florida Center.

Results of Operations for the Three and Six Months Ended June 30, 1996 Compared to the Three and Six Months Ended June 30, 1995.

     Total revenues from continuing operations of $1,775,801 and $3,828,712 for the three and six months ended June 30, 1996 decreased by 14% and 7%, respectively, from total revenues from continuing operations for the corresponding periods in 1995. Revenues for the second quarter of 1996 were adversely affected by managed care's increased scrutinizing of the utilization of "high tech" procedures such as MRI and decreased revenue per scan as a result of the changing health care market place.

     The Company's total revenues for the first two quarters of 1995 and its operating expenses were computed without reflecting the operating results of the Company's former Jersey City Imaging Center ("JCIC"), which was sold on August 31, 1995. The results of operations of JCIC for the first two quarters of 1995 are reflected on the Company's Statement of Operations as income (loss) from discontinued operations.

     The Company's operating expenses from continuing operations for the three months ended June 30, 1996 of $2,157,776 increased by 7% from operating expenses for the corresponding period in 1995, while operating expenses from continuing operations decreased for the six months ended June 30, 1996 by 2.5% to $3,964,929. The Company is continuing to implement a plan to decrease its operating expenses to better adapt the Company to the changing health care marketplace. This plan includes restructuring of the financing of MRI equipment leases, selling the operating assets of its 60th Street MRI
Center and the North Jersey Imaging Center and discontinuing unprofitable modalities.

     Depreciation and amortization from continuing operations decreased by 40% and 33%, respectively, to $205,554 and $375,921 for the three and six months ended June 30, 1996.

     The Company's operations do not reflect the operations of the Company's imaging center in Orlando, Florida subsequent to the second quarter of fiscal 1992, due to pending litigation with the manager of that Center. Commencing in the second quarter of 1992, the Company was denied access to the Center and the manager refused to remit revenues of the Center to the Company and commenced legal proceedings against the manager.

     The Company's total costs and expenses from continuing operations of $2,492,024 for the three months ended June 30, 1996 represent a 1% increase from the corresponding period in 1995. Total cost and expenses from continuing operations of $4,591,922 for the six months ended June 30, 1996, represent a 6% decrease from the corresponding period in 1995. The Company's loss from operations was primarily a result of (i) the fixed nature of the Company's costs; (ii) the increased utilization of the Company's centers by HMO' s with their lower reimbursement per scan; (iii) overall cost containment within the insurance industry; and (iv) the reduced number of scans performed at certain centers.

     Loss from continuing operations before minority interest and taxes was $716,223 and $763,210 for the three and six months ended June 30, 1996 which represented and increase of 72% and 1% from the losses for the corresponding periods in 1995.

     The Company had no benefit for income taxes from continuing operations for the three and six months ended June 30, 1996 and a benefit of $152,037 and $286,996 for the three and six months ended June 30, 1995.

     As a result of the foregoing, the Company had a net loss of $716,455 and $767,337 for the three and six months ended June 30, 1996, as compared to a net loss of $214,605 and $254,285 for the three and six months ended June 30, 1995. Primary and fully diluted net loss per share from continuing operations was $.01 and $.02, respectively, for the three and six months ended June 30, 1996 and the corresponding periods in 1995.

Liquidity and Capital Resources

     During the first six months of 1996, the Company funded its losses with cash generated from operations and extending terms with creditors, including lessors of diagnostic imaging equipment. At June 30, 1996, the Company had a working capital deficit of $2,661,809 as compared to a working capital deficit of $2,297,486 at December 31, 1995. Cash and cash equivalents at June 30, 1996 was $605 as compared to $68,458 at December 31, 1995.

     The Company's net cash used by operating activities for the six months ended June 30, 1996, of $91,281 was primarily attributable to the Company's net loss from operations (net of adjustments for noncash items) of $363,143, offset by an increase in accounts payable and accrued expenses of $94,160, decrease in accounts receivable of $37,080 and a decrease in prepaid expenses of $102,190. The increase in accounts payable and accrued expenses was a result of the Company extending terms with creditors.

     Financing activities used a total of $23,428, resulting from the sale of contract rights and a deposit for magnetic resonance imaging equipment in the amount of $90,000 less a net decrease in notes payable and capital lease obligations of $66,572. Cash and cash equivalents decreased by $67,458 to $605 at June 30, 1996.

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

     Highline Financial Services, Inc. ("Highline") has informed the Company that the Company is in default under leases for four magnetic resonance imaging ("MRI") units utilized at the Company's Cherry Hill, New Jersey, Wilmington, Delaware and Saddlebrook, New Jersey centers, which MRI units are currently leased directly to the Company or leased to Leonard F. Vernon and Joseph F.
Rooney, Jr. and subleased to the Company.   (Drs. Vernon and Rooney, who are
officers and directors of the Company, have entered into the leases on behalf of the Company and at no cost to the Company.) Highline has informed the Company that it has not reached agreement on the buy-out of three of the MRI units and the release of liability from the lease of MRI equipment located at the Sand Lake Imaging Center. Highline has noted that: no agreement has been signed by the parties, the Company's objections concerning the draft of a proposed buy-out agreement have not been resolved, and that no monthly payments have been made to Highline as provided for under the draft buy-out agreement. The Company has, however, made an initial payment of $200,000 to Highline for the buy-out. Highline is presently pursuing litigation against the Company and Drs. Vernon and Rooney with regard to the four leases for rent and possession of the MRI equipment. See "Item 1 - Legal Proceedings" and
"Item 3 Defaults of Senior Securities".

     The Company has been informed by Marine Midland Business Loans,
Inc., that it is in default on a settlement agreement relating to a lease for MRI equipment used and located at the 60th Street MRI Center. The Company is negotiating an agreement for the sale of the operating assets of its 60th Street MRI Center and the buy-out of the MRI equipment for $256,000, to satisfy the default.

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

     Should the Company not be able to reach agreements with its principal equipment lessors, the lessors may exercise their remedies under the leases, including repossession of the equipment and acceleration of all future amounts due under the leases.

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

       IMAGING MANAGEMENT ASSOCIATES, INC.



PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     1.    In May, 1996, a complaint was filed in an action entitled
Highline Financial Services, Inc. v. Kirkwood Milltown Imaging Associates, LP d/b/a Kirkwood Milltown MRI, LTD, Joseph F. Rooney, Jr. and Leonard F.
Vernon in the Superior Court of the State of Delaware in and for New Castle County (C.A. No. 960-05-121 JOH). The Complaint seeks damages of approximately $450,000 for rent and a writ of replevin to remove the MRI equipment at the Wilmington, Delaware center. The Company has agreed to indemnify, defend and hold harmless Drs. Vernon and Rooney for any claims, damages or losses they suffer as a result of this lease. The Company has filed an answer to the Complaint with affirmative defenses. The Company has admitted that it is in arrears on the lease, but in an amount far less than the amount claimed. Replevin has been ordered by the Court subject to final determination of the actual amount owed on the lease.

     2.   In July, 1996, a complaint was filed in an action entitled
Highline Financial Services, Inc. v. Imaging Management Associates, Inc., in the Superior Court of New Jersey Law Division: Camden County (Docket #511996). The Complaint involves a lease between Highline for MRI equipment at the Cherry Hill, New Jersey center and seeks: damages of approximately
$465,000 for rent; and possession of the MRI equipment at the Cherry Hill, New Jersey center or in the alternative $225,000 for the MRI equipment.
The Company has filed an answer with affirmative answers to the Complaint. Highline has filed a motion with the Court to obtain possession of the MRI Equipment.

     3.   In May 1995, a complaint was filed in an action entitled
Highline Financial Services, Inc. v. Joseph F. Rooney, Jr. and Leonard F. Vernon C.A. No. 95-05-59 (Delaware Superior Court in and for New Castle County) against officers of the Company. The Complaint seeks damages in the amount of $380,521.24 plus attorneys fees and costs arising out of an alleged breach of a lease agreement for imaging equipment located at the Sand Lake Imaging Center in Orlando, Florida. The Company has agreed to indemnify, defend and hold harmless Drs. Vernon and Rooney for any claims, damages or losses they suffer as a result of leases which they entered into with Highline Financial Services, Inc. on behalf of the Company. A trial date has been set for October 1996. The Court has determined that the Company is liable on the lease, but the issue of damages will be decided by the Court after trial.

     4. The Company understands that Highline has filed, but has not served, a Complaint seeking damages and a return of the MRI equipment located at the Saddlebrook, New Jersey Center.

          The Company's intentions are to complete a buy-out of the three
MRI units located at the Cherry Hill, New Jersey, Wilmington, Delaware and Saddlebrook, New Jersey Centers and obtain the release of liability from the lease for the MRI equipment located at the Sand Lake Imaging Center. Failing a buy-out or settlement with Highline, the Company will vigorously defend itself in the preceding actions.

Item 3. Defaults of Senior Securities

     Highline has informed the Company that it is in default under leases for four MRI units currently leased directly to the Company or leased to Leonard F. Vernon and Joseph F. Rooney, Jr. (officers and directors of the Company) and subleased to the Company. Highline as also informed the Company that it has not reached agreement on the buy-out of three of the MRI units, and the release of liability from the lease of MRI equipment located at the Sand Lake Imaging Center. Highline has noted that no agreement has been signed by the parties, the Company's objections concerning the draft of a proposed buy-out agreement have not been resolved and that no monthly payments have been made to Highline as provided for under the draft buy-out agreement. The Company has, however, made an initial payment of $200,000 to Highline for the buy-out. Highline is presently pursuing litigation against the Company and Drs. Vernon and Rooney with regard to the four leases. See "Item 1 - Legal Proceedings".

          See "Management's Discussion and Analysis of Financial
Conditions and Results of Operations - Liquidity and Capital Resources" for a discussion of defaults monthly payment obligation on other equipment leases.


Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits

          None.

     (b) Reports on Form 8-K

          None.



               IMAGING MANAGEMENT ASSOCIATES, INC.


Date: August 20, 1996         By:     /s/ Leonard F. Vernon
                                      Leonard F. Vernon, Chairman of the
                                      Board, President and Chief
                                      Executive Officer

Date: August 20, 1996         By:     /s/  Joseph F. Rooney
                                      Joseph F. Rooney, Executive
                                      Vice President, Secretary, Treasurer
                                      Director and Principal and
                                      Accounting Officer