Form 10QSB
period 1996-09-30
IMAGING MANAGEMENT ASSOCIATES INC/CO/
filed 1996-12-04
CIK 845401

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1996.

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

At November 15, 1996 there were 16,525,744 shares outstanding of the Registrant's no par value Common Stock.

     Transitional Small Business Disclosure Format (check one):
     Yes            No    X

                   IMAGING MANAGEMENT ASSOCIATES, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS

                                        September 30              December 31
                                             1996                     1995
                                          (UNAUDITED)               (AUDITED)
ASSETS

Current Assets

  Cash and Cash Equivalents               $   40,804                    68,458
  Accounts Receivable, less allowance
   for doubtful accounts of $4,008,530
   and $3,976,736, respectively            5,966,040                 5,836,961
  Inventory                                   80,603                    61,080
  Prepaid Expenses                            39,874                   151,905
  Current Poriton of notes receivable         78,252                    78,252
                                           __________                _________
         Total Current Assets              6,205,573                 6,196,656

Notes Receivable                              46,042                    92,465
Equipment and leasehold improvements, at
  cost, net of accumulated depreciation
  and amortization of $ 5,596,253
  and $5,014,777, respectively             1,573,266                 2,154,741
Intangible assets, less accumulated
  amortization of $543,887 and
  $ 448,914, respectively                    810,734                   957,171
Other Assets
  Deposits                                   175,209                   265,208
  Receivables related parties              1,383,471                 1,216,577
  Other Assets                                47,432                    91,908
                                          __________                __________
          Total Assets                    10,241,726                10,974,726
                                          ==========                ==========



                       IMAGING MANAGEMENT ASSOCIATES, INC. AND SUBSIDIARIES

                                CONSOLIDATED BALANCE SHEETS

                                        September 30              December 31
                                           1996                       1995
                                        ____________              ____________
                                        (UNAUDITED)                 (AUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Current portion of notes payable      $ 1,748,476             $   628,559
  Current portion of capital lease
    obligations                           1,714,701               2,759,831
  Convertible debentures                     31,000                  31,000
  Accounts Payable and accrued expenses   5,203,730               4,910,358
  Loans Payable - Related parties           176,499                 164,394
                                          _________               _________
          Total Current Liabilities       8,874,406               8,494,142

Long Term debt:
Notes Payable                                60,394                 138,328
Obligations under capital leases            149,228                 204,063
Minority Interest in consolidated
    partnerships                             65,341                  77,489
                                          _________               _________
          Total Liabilities               9,149,369               8,914,022
                                          _________               _________
Stockholders' Equity:
  Common Stock - no par value, 100,000,000 shares
   authorized,16,525,744 issued and
   outstanding at September 30, 1996
   and December 31, 1995 respectively      4,922,035              4,922,035
Retained Deficit                          (3,829,678)            (2,861,331)
                                          ___________            ___________
          Total Stockholders' Equity       1,092,357              2,060,704
                                          ___________            ___________
          Total Liabilities and
            Stockholders' Equity          10,241,726             10,974,726
                                          ==========             ===========


SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

IMAGING  MANAGEMENT ASSOCIATES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations
                                                    THREE MONTHS ENDED                  NINE MONTHS ENDED
                                               SEPTEMBER  30, (UNAUDITED)                SEPTEMBER  30,
(UNAUDITED)
                                                  1996             1995                      1996           1995
Revenues:

  Management fee income                          $    0        $    1,336                  $    0      $    6,272
  Revenues from operations of centers         1,479,192         2,103,910               5,060,793       6,165,789
  Other income                                   20,510            21,461                 267,621          68,259
                                              _________         _________               _________       _________
          Total Revenue                       1,499,702         2,126,707               5,328,414       6,240,320

Costs and Expenses:
  Operating expenses                          1,353,657         1,983,209               5,318,586       6,049,514
  Depreciation and amortization of
    equipment and leasehold improvements        205,554           248,068                 581,475         806,920
  Amortization of intangibles                    31,658            35,172                  94,973         105,518
  Interest expense                              110,704           195,632                 275,961         366,391
  Loss on disposal of asset                           0                 0                  22,500               0
  Equity in net  loss of unconsolidated partnerships  0               145                       0           1,011
                                              _________         _________               _________       _________
                                              1,701,573         2,462,226               6,293,495       7,329,354
                                              _________         _________               __________      _________

Loss from Continuing Operations Before Income Taxes
and Minority Equity                            (201,871)         (335,519)               (965,081)     (1,089,034)
Income Taxes Benefit                                  0          (134,208)                      0        (435,614)
Minority Equity (earnings) Loss                  (5,046)          (26,572)                 (3,266)         (4,957)
                                              __________         _________               _________      __________

Loss From Continuing Operations                (206,917)         (227,883)               (968,347)       (658,377)
                                              __________         _________               __________     __________

Discontinued Operations:
 Income From Operations (Net of Income Taxes)         0            54,146                       0         230,356
 Gain On Disposal of Discontinued Operations
   (Net of Income Taxes)                              0           177,140                       0         177,140
                                              __________         ________                _________        ________
                 Total                                0           231,286                       0         407,496
                                              __________         ________                _________        ________

Net Earnings (Loss)                       $    (206,917)       $    3,403           $    (968,347)   $   (250,881)
                                              ==========         ========              ===========       =========
Earnings (Loss) Per Common Share (Primary):
 Continuing Operations                       $    (0.01)       $    (0.01)          $       (0.06)    $     (0.04)
                                                  ======            ======                  ======          ======
 Net Earnings (Loss)                         $    (0.01)       $     0.00           $       (0.06)    $     (0.02)
                                                  ======            ======                  ======          ======

Earnings (Loss) Per Common Share (Fully Diluted):
 Continuing Operations                       $    (0.01)       $    (0.01)             $    (0.06)     $    (0.04)
                                                  ======            ======                  ======          ======
 Net Earnings (Loss)                         $    (0.01)       $     0.00              $    (0.06)     $    (0.02)
                                                  ======            ======                  ======          ======

Primary common stock and common
  stock equivalents                          16,525,744        16,525,744              16,525,744      16,525,744
Fully diluted common stock and
  common stock equivalents                   16,525,744        16,525,744              16,525,744      16,525,744

See Accompanying notes to financial statements

IMAGING MANAGEMENT ASSOCIATES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flow
For the Nine Months Ended September 30,

                                                   1996                1995
                                                Unaudited           Unaudited
Cash Flows from Operating Activities

  Net loss                                     ($968,347)           ($250,881)
  Adjustments to reconcile net income
    to net cash:
    provided by operating activities
  Gain on Disposal of Discontinued Operations          0             (177,140)
    Net of Income Taxes
    Depreciation and amortization                675,948              912,438
    Minority interest in net loss of
      consolidated partnerships                        0                8,262
    Deferred income taxes                              0             (167,255)
     Equity in net loss of unconsolidated
       partnerships                                    0                1,011

Changes in assets and liabilities,
 net of effect from:
  Decrease(increase)  in accounts receivable    (129,079)             576,807
  Decrease (increase) in management fee receivable     0               (6,272)
  Decrease in prepaid expenses                   112,031                6,501
  Decrease in other assets                        (5,519)             (31,105)
  Increase (decrease) in accounts payable
      and accrued expenses                       293,372              326,045
  Increase in loans payable -related parties      12,105               47,516
                                                _________          ___________
Net cash provided by (used in)
  operating activities                            (9,489)           1,245,927
                                                _________          ___________
Cash Flows from Investing Activities:

Investments in and advances from
  unconsolidated partnerships                    (37,683)               9,935
Proceeds From Sale of Property and Equipment      77,500              624,283
Acquisition of Property and Equipment                  0                    0
                                                 ________             ________
Net cash provided by (used in) investing
  activities                                      39,817              634,218
                                                 ________             ________



IMAGING MANAGEMENT ASSOCIATES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flow
For the Nine Months Ended September 30,
          Continued
                                                   1996                1995
                                                Unaudited           Unaudited
Cash Flows from Financing Activities:

  Principal payments on notes payable and
    capital lease obligations                   ($57,982)        ($1,219,340)
  Redemption of convertible debentures                 0                   0
  Proceeds from issuance of common stock
    and warrants - net                                 0                   0
                                                 _________       ____________
Net cash used in financing activities            (57,982)       (1,219,340)
                                                 _________       ____________
Increase (decrease) in cash and cash equivalents (27,654)          660,805

Cash and cash equivalents at beginning of period  68,458            65,378
                                                 _______          __________
Cash and cash equivalents at end of period        40,804           726,183
                                                 =======          ==========


SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS




IMAGING MANAGEMENT ASSOCIATES, INC.
Notes to Consolidated Finanacial Statements
September 30, 1996 and 1995


1. In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting of normal recurring accruals, necessary to represent fairly the financial position, as of September 30, 1996 and December 31, 1995 and the statements of operations for the three and nine months ending September 30, 1996 and 1995 and the statements of cash flows for the nine months ended September 30, 1996 and 1995.

        The statements of operation for the three and nine months ended September 30, 1996 and 1995 are not necessarily indicative of results for the full year.

        While the Company believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the financial statements and accompanying notes included on the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 1995.

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

     As discussed in the "Liquidity and Capital Resources" below, management is pursuing the following alternatives to address its working capital deficit of $2,668,833 at September 30, 1996 and the arrears or defaults under its principal equipment leases and to provide the anticipated cash requirements for its present operations for the next 12 months: (i) the sale of the operating assets of the North Jersey Imaging Center and the Company's 60th Street MRI Center; (ii) restructuring of principal lease obligations; (iii) discontinuing or relocating unprofitable modalities at certain centers; (iv) downsizing its executive staff and reducing the size of its corporate offices; (v) financing of accounts receivable; (vi) increasing productivity to its remaining core group of centers; and (vii) re-opening its St. Petersburg, Florida Center.

Results of Operations for the Three and Nine Months Ended September 30, 1996 Compared to the Three and Nine Months Ended September 30, 1995.

     Total revenues from continuing operations of $1,499,702 and $5,328,414 for the three and nine months ended September 30, 1996 decreased by 29% and 15%, respectively, from total revenues from continuing operations for the corresponding periods in 1995. Revenues were adversely affected by managed care's increased scrutinizing of the utilization of "high tech" procedures such as MRI and decreased revenue per scan as a result of the changing health care market place and increased competition.

     The Company's total revenues for the first three quarters of 1995 and its operating expenses were computed without reflecting the operating results of the Company's former Jersey City Imaging Center ("JCIC"), which was sold on August 31, 1995. The results of operations of JCIC for the first three quarters of 1995 are reflected on the Company's Statement of Operations as income (loss) from discontinued operations.

     The Company's operating expenses from continuing operations for the three months ended September 30, 1996 of $1,353,657 decreased by 32% from operating expenses for the corresponding period in 1995, while operating expenses from continuing operations decreased for the nine months ended September 30, 1996 by 12% to $5,318,586. The Company is continuing to implement a plan to decrease its operating expenses to better adapt the Company to the changing health care marketplace. This plan includes restructuring of the financing of MRI equipment leases, selling the operating assets of its 60th Street MRI Center and the North Jersey Imaging Center and discontinuing unprofitable modalities.

     Depreciation and amortization from continuing operations decreased by 17% and 4%, respectively, to $205,654 and $581,475 for the three and nine months ended September 30, 1996.

     The Company's operations do not reflect the operations of the Company's imaging center in Orlando, Florida subsequent to the second quarter of fiscal 1992, due to a dispute and litigation with the manager of that Center. Commencing in the second quarter of 1992, the Company was denied access to the Center and the manager refused to remit revenues of the Center to the Company.

     The Company's total costs and expenses from continuing operations of $1,701,573 for the three months ended September 30, 1996 represent a 31% decrease from the corresponding period in 1995. Total costs and expenses from continuing operations of $6,293,495 for the nine months ended September 30, 1996, represent a 14% decrease from the corresponding period in 1995. The Company's loss from operations was primarily a result of (i) the fixed nature of the Company's costs; (ii) the increased utilization of the Company's centers by HMO' s with their lower reimbursement per scan; (iii) overall cost containment within the insurance industry; (iv) the reduced number of scans performed at certain centers; and (v) increased competition.

     Loss from continuing operations before minority interest and taxes of $201,871 and $965,081 for the three and nine months ended September 30, 1996 represented a decrease of 39% and 11% , respectively, from the losses for the corresponding periods in 1995.

     The Company had no benefit for income taxes from continuing operations for the three and nine months ended September 30, 1996 and a benefit of $134,208 and $435,614 for the three and nine months ended September 30, 1995. In addition, for the three and nine months ended September 30, 1995 the Company had gain on disposal of discontinued assets (net of taxes) of $177,140 and income from discontinued operations of $54,146 and $230,356, respectively.

     As a result of the foregoing, the Company had a net loss of $206,917 and $968,347 for the three and nine months ended September 30, 1996, as compared to net income of $3,403 and a net loss of $250,881 for the three and nine months ended September 30, 1995. Primary and fully diluted net loss per share was $.01 and $.06, respectively, for the three and nine months ended
September 30, 1996 as compared to net earnings per share of $.00 for the three months ended September 30, 1995 and net loss per share of $.02 for the nine months ended September 30, 1995.

Liquidity and Capital Resources

     During the first nine months of 1996, the Company funded its losses with cash generated from operations and extending terms with creditors, including lessors of diagnostic imaging equipment. At September 30, 1996, the Company had a working capital deficit of $2,668,833 as compared to a working capital deficit of $2,297,486 at December 31, 1995. Cash and cash equivalents at September 30, 1996 was $40,804 as compared to $68,458 at December 31, 1995.

     The Company's net cash used by operating activities for the nine months ended September 30, 1996, of $9,489 was primarily attributable to the Company's net loss from operations (net of adjustments for noncash items) of $292,399 and an increase in accounts receivable of $129, 079 offset by an increase in accounts payable and accrued expenses of $293,372 and a decrease in prepaid expenses of $112,031. The increase in accounts payable and accrued expenses was a result of the Company extending terms with creditors.

     Investment activities provided $39,817 from the proceeds from the sale of contract rights and a deposit for magnetic resonance imaging equipment in the amount of $77,500 less a decrease in investments in advances from unconsolidated partnerships of $37,683. Financing activities used a total of $57,982, resulting from a net decrease in notes payable and capital lease obligations. Cash and cash equivalents decreased by $27,654 to $40,804 at September 30, 1996.

     The Company's ability to meet its current obligations is primarily dependent on its ability to maintain future revenues from existing assets while reducing the costs to generate such revenues, and/or by terminating unprofitable operations and either redeploying the assets to profitable locations or disposing of assets. Revenue on a per procedure basis may be difficult to maintain due to declining reimbursements. In addition, a number of uncertainties exist that could have an impact on the Company's future business prospects including: (i) changes in health care legislation which may limit reimbursement; (ii) numerous competitive factors in the health care industry, including the increased proliferation of managed care and overall cost containment in the insurance industry; (iii) the increased utilization of the Company's centers by managed care entities and their lower reimbursement rate per scan and (iv) increased competition.

     Highline Financial Services, Inc. ("Highline") has informed the Company that the Company is in default under leases for four magnetic resonance imaging ("MRI") units utilized at the Company's Cherry Hill, New Jersey, Wilmington, Delaware, Saddlebrook, New Jersey and Orlando, Florida centers, which MRI units are currently leased directly to the Company or leased to Leonard F.
Vernon and Joseph F. Rooney, Jr. and subleased to the Company.   (Drs. Vernon
and Rooney, who are officers and directors of the Company, have entered into
the leases on behalf of the Company and at no cost to the Company.)   Highline
has accelerated al payments due under the leases, and is presently pursuing litigation against the Company and Drs. Vernon and Rooney with regard to the four leases for rent, replevin and other damages. On the September 30, 1996 balance sheet, $1,555,022 was due to Highline on the leases. Highline has obtained replevin orders to repossess the MRI equipment located at the Wilmington, Delaware and Cherry Hill, New Jersey centers. See "Item 1- Legal Proceedings and "Item 3 - Defaults of Senior Securities".

     The Company is arranging for a third party to purchase the MRI equipment located at the Wilmington, Delaware, Saddlebrook, New Jersey and Cherry Hill, New Jersey imaging centers from Highline at a substantial discount from the amounts owed on the leases. These leases represent substantially all of the Company's capital lease obligations at September 30, 1996. As part of the purchase the Company plans to sublease the MRI equipment from a third party for a period of 36 months and to obtain a release from liability for the lease for MRI equipment located at the Orlando, Florida Center. For the time being, Highline has not sought replevy for the MRI equipment located at the Cherry Hill, New Jersey and the Wilmington Delaware centers. If a negotiated settlement is not reached, Highline will schedule replevy for the MRI equipment at the Cherry Hill, New Jersey and Wilmington Delaware centers and pursue its other remedies under the leases.

     On September 6, 1996, the Company entered into an Assets Purchase Agreement with American Imaging, Inc. ("AI") for the sale of the operating assets (excluding accounts receivable) of the Company's 60th Street MRI Center in West New York, New Jersey. Under the Agreement, AI is to pay $545,000 in cash plus the cost of inventory on hand and assume the liabilities and obligations of the Center after the closing date. In addition on September 6, 1996, AI purchased the Hitachi MRI System located at the Center from Marine Midland Bank on the condition that the Company repurchase the Hitachi MRI system from AI at its cost plus interest in the event that the Assets Purchase Agreement is terminated. The closing of the sale is subject to certain conditions being satisfied.

     One of the conditions of the closing is a simultaneous sale of the operating assets (including the improved real property where the center is located, but excluding accounts receivable) of the North Jersey Imaging Center to American Imaging, Inc. for $500,000 plus the cost of inventory on hand. The Company owns 53% of the partnership interest in North Jersey Imaging Center, L.P., the owner of the North Jersey Imaging Center. The proceeds of the sale of the operating assets of North Jersey Imaging Center will be used exclusively for the payment of liabilities associated with the Center.

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

     The Company is pursuing other alternatives to improve its cash flow and reduce its expenses which include: (i) discontinue or relocate unprofitable modalities at certain centers; (ii) downsizing its executive staff and reducing the size of its corporate offices; (iii) financing of the accounts receivable at certain centers; (iv) increasing productivity of the remaining core group of Centers and (v) acquiring or developing businesses in nonhealthcare related fields to achieve diversity and in other health care fields to utilize the Company's existing resources to maximize efficiencies.

     Effective September 3, 1996, the radiologist group at the Spring Valley, New York imaging center terminated its agreements with Spring Valley MR
Imaging Partnership ("Partnership"), the owner of the Center. (The Company owns 51% of the partnership interests in the Partnership.) The Partnership has a pending lawsuit against the radiologist group regarding its breach of the agreements with the Partnership. Since September 3, 1996, another radiologist group has been performing services at the Center. The Partnership is in the process of entering into an agreement with that radiologist group

     On September 4, 1996, the Nasdaq Stock Market, Inc. ("Nasdaq") informed the Company that it was not in compliance with Marketplace Rule 4310(c)(D4), which requires that the Company's common stock to maintain a minimum bid price of $1.00 or, as an alternative, if the bid price is less than $1.00, the Company must maintain capital surplus of $2,000,000 and a market value of the public float of $1,000,000. The Company has been given until December 3, 1996 to achieve compliance with this requirement, or submit to Nasdaq its proposal for achieving compliance. Based on the Company's balance sheet as of September 30, 1996, the Company will not be able to achieve compliance by the December 3, 1996 deadline. Nasdaq will thus issue a formal notice of deficiency specifying a delisting date for the Company's common stock unless the Company submits its proposal for achieving compliance with Nasdaq's rules by December 3, 1996 and such proposal is deemed by Nasdaq to warrant continued listing. At the time of the filing of this Form 10-QSB, the Company is submitting a proposal (which gives effect to transactions currently in progress as discussed above) to achieve compliance with Nasdaq's rules. There can be no assurance however, that the proposal will warrant continued listing of the Company's common stock on Nasdaq.

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

      IMAGING MANAGEMENT ASSOCIATES, INC.



PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     1. In July 1996, a complaint was filed in an action entitled Highline Financial Services, Inc. v. Imaging Management Associates, Inc., in the Superior Court of New Jersey Law Division: Camden County (Docket #5119-96) regarding a default under an MRI equipment lease at the Company's Cherry Hill, New
Jersey Center.  This action was originally disclosed in the Company's Form
10-QSB for the June 30, 1996 quarter.   On September 17, 1996 an Order
Permitting Entry of Writ of Replevin was issued regarding the repossession of
MRI equipment located at the Cherry Hill, New Jersey Center.   For the time
being, Highline has not sought replevy of the equipment based on the Company's efforts in arranging for the purchase of the MRI equipment by a third party.
If a negotiated settlement is not reached, Highline will schedule replevy of the equipment.

     2    On June 10, 1996 a complaint was filed in an action entitled
Highline Financial Services, Inc., v. Joseph F. Rooney, Jr., M.D., D.C. and Leonard F. Vernon, D.C. in the Superior Court of New Jersey Law Division:
Bergen County (Docket #5373-96) regarding a default under an MRI equipment lease. This action is ancillary to the matter entitled Highline Financial Services, Inc., v. Imaging Management Associates, Inc. in the Superior Court of New Jersey Law Division: Camden County (Docket #5119-96). Despite court records indicating that both Dr. Rooney and Dr. Vernon have procedurally defaulted this action for failure to file an answer to the complaint filed, neither has been served with the complaint. The Company is currently arranging for a third party to purchase the MRI equipment from Highline to satisfy the default under the lease and thereby resolve this action.

     3. On February 21, 1996 a complaint was filed in an action entitled Brook-Med Imaging, P.A. et al. v. Ingis & Company, et al. in the Superior Court of New Jersey Law Division: Bergen County (Docket #1568-96) regarding an accounting malpractice claim. On May 16, 1996 an answer and Third Party complaint was filed by Ingis & Company against the Company, Dr. Leonard F. Vernon and Dr. Joseph F. Rooney, Jr. along with other companies and individuals in the action as Third Party Defendants. Response pleadings were filed on November 6, 1996 and the case is proceeding with discovery. In a previously settled matter, the Company was indemnified by Brook Med Imaging, P.A. from liability resulting from its lawsuit against Ingis & Company.

     4.   On July 12, 1996, the Court, in the matter, The Fundamental
Resource Group, Inc. v. Imaging Management Associates, Inc. in the Superior Court of New Jersey - Chancery Division, Bergen County Docket No. C-229-96, ordered the Company (i) to provide the plaintiff with documentation and financial records concerning Brook Magnetics Partnership which owns the Saddlebrook, New Jersey imaging center; (ii) to proceed with arbitration of the case pursuant to the Brook Magnetics Partnership partnership agreement; and
(iii) to restrain from disbursing or loaning any partnership funds except in the ordinary course of business. An arbitration date is being scheduled to determine the amount owing to plaintiff by the Partnership. The plaintiff claims it is owed approximately $300,000 from the Partnership. The Company, which is a 95% partner of Brook Magnetics Partnership, intends to negotiate a settlement with the plaintiff.

     5.   In May, 1996, a complaint was filed in an action entitled
Highline Financial Services, Inc. v. Kirkwood Milltown Imaging Associates, LP d/b/a Kirkwood Milltown MRI, LTD, Joseph F. Rooney, Jr. and Leonard F.
Vernon in the Superior Court of the State of Delaware in and for New Castle County (C.A. No. 960-066-121 JOH). This matter was previously reported in the Company's Form 10-QSB for the quarter ended June 30, 1996. Replevy of the
MRI unit at the Center was scheduled to occur on November 11, 1996. For the time being, Highline has postponed replevy of the equipment based on the Company's efforts in arranging for the purchase of the MRI equipment by a third party. If a negotiated settlement is not reached, Highline will reschedule the replevy.


Item 3. Defaults of Senior Securities

     Highline has informed the Company that it is in default under leases for four MRI units currently leased directly to the Company or leased to Leonard F. Vernon and Joseph F. Rooney, Jr. (officers and directors of the Company) and
subleased to the Company.   In addition, Highline has obtained orders of
replevin for the MRI units located at the Wilmington, Delaware center and the Cherry Hill, New Jersey center. The Company is arranging the purchase of MRI equipment located at the Wilmington, Delaware center, Cherry Hill, New Jersey center and the Saddlebrook, New Jersey center by a third party from Highline. As part of the arrangement, the Company plans to sublease the equipment from a third party and obtain a release from the liability for the lease for MRI equipment located at the Sand Lake Imaging Center. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations - Liquidity and Capital Resources" for a discussion of defaults monthly payment obligation on the Highline leases.


Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits

          None.

     (b) Reports on Form 8-K

          None.

      IMAGING MANAGEMENT ASSOCIATES, INC.

                   SIGNATURES


     Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                    IMAGING MANAGEMENT ASSOCIATES, INC.


Date: December 3, 1996          By:    /s/ Leonard Vernon
                                       Leonard Vernon, Chairman of the Board
                                       President and Chief Executive Officer



Date: December 3, 1996          By:     /s/ Joseph F. Rooney
                                        Joseph F. Rooney,
                                        Executive Vice President,
                                        Secretary, Treasurer,
                                        Director and Principal Financial and
                                        Accounting Officer