Form 10-Q/A
period 1996-09-30
IMAGING MANAGEMENT ASSOCIATES INC/CO/
filed 1997-02-04
CIK 845401

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB/A

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



                    IMAGING MANAGEMENT ASSOCIATES, INC.


Date: January 31, 1997          By:    /s/ Leonard Vernon
                                       Leonard Vernon, Chairman of the Board
                                       President and Chief Executive Officer



Date: January 31, 1997          By:     /s/ Joseph F. Rooney
                                        Joseph F. Rooney,
                                        Executive Vice President,
                                        Secretary, Treasurer,
                                        Director and Principal Financial and
                                        Accounting Officer